Form 10QSB
period 2000-09-30
BETTER WAY FINANCIAL CORP
filed 2000-11-14
CIK 1101914

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to ---------


     Commission  file  number:  000-29061


                       A BETTER WAY FINANCIAL CORPORATION
                       ----------------------------------
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

                    Yes  XX                    No
                         --                       --

     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 6, 2000 was 1,000,000.

                    TABLE OF CONTENTS

              PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . .    3

  Condensed Balance Sheets as of December 31, 1999
    and September 30, 2000. . . . . . . . . . . . . . . . .    5

  Condensed Statements of Operations
    for the Three and Nine Month Periods Ended
    September 30, 2000 and 1999 . . . . . . . . . . . . . .    6

  Condensed Statements of Cash Flows
    for the Nine Month Periods Ended
    September 30, 2000 and 1999 . . . . . . . . . . . . . .    7

  Notes to Unaudited Condensed Financial Statements . . . .    9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . .   10


              PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .   12

ITEM 2 CHANGES IN SECURITIES. . . . . . . . . . . . . . . .   12

ITEM 5 OTHER INFORMATION. . . . . . . . . . . . . . . . . .   12


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . .   13

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

     As used herein, the term "Company" refers to A Better Way Financial Corporation, a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.


                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                        INDEPENDENT ACCOUNTANTS' REPORT


A  Better  Way  Financial  Corporation
(A  Development  Stage  Company)

     We have reviewed the accompanying balance sheets of A Better Way Financial Corporation (a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                              Respectfully  submitted

                              /s/  Robison,  Hill  &  Co.
                               ---------------------------
                              Certified  Public  Accountants


Salt  Lake  City,  Utah
November  3,  2000

                       A BETTER WAY FINANCIAL CORPORATION
                       -----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                                BALANCE  SHEETS
                                ---------------
                                                    September 30,    December 31,
                                                        2000             1999
                                                   --------------  --------------

ASSETS:                                            $            -   $           -
                                                   ==============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                   $          312   $           -
                                                   ==============  ==============
        Total Liabilities

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at September 30, 2000
    and December 31, 1999                                   1,000           1,000
  Paid-In Capital                                           1,125             100
  Retained Deficit                                         (1,075)         (1,075)
  Deficit Accumulated During the
    Development Stage                                      (1,362)            (25)
                                                   --------------  --------------
        Total Stockholders' Equity                           (312)              -
                                                   --------------  --------------
     Total Liabilities and
       Stockholders' Equity                        $            -   $           -
                                                   ==============  ==============

                See accompanying notes and accountants' report.

                       A BETTER WAY FINANCIAL CORPORATION
                       ----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                                                    Cumulative
                                 For the        For the         since October 20,
                                Three Months   Nine Months      1999 Inception of
                                   Ended          Ended             Development
                               September  30,  September  30,         Stage
                                -------------  ---------------  -----------------
                                 2000    1999     2000    1999
                                ------  -----  --------  -----

Revenues                        $   -   $   -  $     -   $   -  $               -
                                ------  -----  --------  -----  -----------------

Expenses
   General and Administrative     352       -    1,337       -              1,362
                                ------  -----  --------  -----  -----------------

       Net Loss                 $(352)  $   -  $(1,337)  $   -  $          (1,362)
                                ======  =====  ========  =====  =================

Basic & Diluted loss per share  $   -   $   -  $     -   $   -
                                ======  =====  ========  =====

                See accompanying notes and accountants' report.

                       A BETTER WAY FINANCIAL CORPORATION
                       -----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                              STATEMENTS OF CASH FLOWS
                              ------------------------
                                                                            Cumulative
                                                           For the         Since October
                                                      nine months ended       20, 1999
                                                        September 30,       Inception of
                                                   ----------------------   Development
                                                       2000        1999        Stage
                                                   -----------  ---------  -------------
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
-----------
Net Loss                                           $    (1,337)     $   -  $      (1,362)
Increase (Decrease) in Accounts Payable                    312          -           (237)
                                                   -----------  ---------  -------------
  Net Cash Used in operating activities                 (1,025)         -         (1,125)
                                                   -----------  ---------  -------------
CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing activities                       -       -              -
                                                   -----------  ---------  -------------
CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Capital contributed by shareholder                       1,025          -          1,125
                                                   -----------  ---------  -------------
Net Cash Provided by
  Financing Activities                                   1,025          -          1,125
                                                   -----------  ---------  -------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -          -              -
Cash and Cash Equivalents
  at Beginning of Period                                     -          -              -
                                                   -----------  ---------  -------------
Cash and Cash Equivalents
  at End of Period                                 $         -  $       -  $           -
                                                   ===========  =========  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                         $         -  $      -   $           -
  Franchise and income taxes                       $         -  $      -   $          75

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH INVESTING AND FINANCING ACTIVITIES: None
-------------------------------------------------------------- -----------

                See accompanying notes and accountants' report.

                       A BETTER WAY FINANCIAL CORPORATION
                       -----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
     -----------------------------------------------------------------------


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------------

     This summary of accounting policies for A Better Way Financial Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September 30, 2000 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization  and  Basis  of  Presentation
-------------------------------------------

     The Company was incorporated under the laws of the State of Wyoming on March 22, 1996. The Company ceased all operating activities during the period from March 22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature  of  Business
---------------------

     The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash  and  Cash  Equivalents
-----------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness  of  Estimates
-----------------------------

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

Loss  per  Share
-----------------

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                       A BETTER WAY FINANCIAL CORPORATION
                       -----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
     -----------------------------------------------------------------------
                                  (Continued)
                                                  Income           Shares        Per-Share
                                               --------------  ---------------     Amount
                                                 (Numerator)    (Denominator)   ------------

                                               For the three months ended September 30, 2000
                                               ---------------------------------------------
BASIC & DILUTED LOSS PER SHARE
Loss to common shareholders                    $        (352)        1,000,000  $          -
                                               ==============  ===============  ============

                                               For the nine months ended September 30, 2000

BASIC & DILUTED LOSS PER SHARE
Loss to common shareholders                    $      (1,337)        1,000,000  $          -
                                               ==============  ===============  ============

                                               For the three months ended September 30, 1999
BASIC & DILUTED LOSS PER SHARE
Loss to common shareholders                    $           -         1,000,000  $          -
                                               ==============  ===============  ============

                                               For the nine months ended September 30, 1999
BASIC & DILUTED LOSS PER SHARE
Loss to common shareholders                    $           -         1,000,000  $          -
                                               ==============  ===============  ============

     The effect of outstanding stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.


Reclassification
-----------------

     Certain reclassifications have been made in the 1999 financial statements to conform with the September 30, 2000 presentation.

NOTE  2  -  INCOME  TAXES
--------------------------

     As of September 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY
----------------------------------------

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                       A BETTER WAY FINANCIAL CORPORATION
                       -----------------------------------
                         (A Development Stage Company)
                         ------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
     -----------------------------------------------------------------------
                                  (Continued)

NOTE  4  -  COMMITMENTS
------------------------

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE  5  -  STOCK  SPLIT
-------------------------

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

Results  of  Operations

The Company had no sales or sales revenues for the three and nine months ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three and nine months ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $352 and $1,337 in general and administrative expenses for the three and nine month periods ended September 30, 2000 and $0 for the same periods in 1999.

The Company recorded net loss of $352 and $1,337 for the three and nine months ended September 30, 2000 compared to $0 loss for the same periods in 1999.

Capital  Resources  and  Liquidity

At September 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $312 at September 30, 2000 and $0 at December 31, 1999.

Net stockholders' deficit in the Company was $312 and $0 as of September 30, 2000 and December 31, 1999.

                           PART II-OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

None.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None/Not  Applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

None/Not  Applicable.


ITEM  5.  OTHER  INFORMATION

None.


ITEM  6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November, 2000.

A  Better  Way  Financial  Corporation



/s/     Daniel  L.  Hodges
---------------------------------
     Daniel  L.  Hodges                                        November 6, 2000
     President/CFO  and  Director

                                  EXHIBIT INDEX


Exhibit  No.     Page  No.          Description

27               12                 Financial  Data  Schedule  "CE"